Form 10QSB
period 2007-12-31
Stalar 2, Inc.
filed 2008-05-27
CIK 1419984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER: 000-52971

                                 STALAR 2, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware                                      26-1402651
(State or other jurisdiction of               (I.R.S. Employer ID No.)
incorporation or organization)

317 Madison Ave., Suite 1520
New York, NY                                  10017
(Address of principal executive offices)      (Zip code)

                    Issuer's telephone number: (212) 953-1544

                   Former fiscal year end of December 31, 2007
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

At December 31, 2007, 2,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

               NOVEMBER 13, 2007 (Inception) TO DECEMBER 31, 2007

                                                                           Page
                                                                             No.



FINANCIAL STATEMENTS (Unaudited)

   Balance Sheet as of December 31, 2007                                     4

   Statement of Operations
      For the period November 13, 2007, (inception),
      to December 31, 2007                                                   5

   Statement of Cash Flows
      For the period November 13, 2007, (inception),
      to December 31, 2007                                                   6

   Statement of Changes in Stockholder's Deficit
      For the period November 13, 2007, (inception),
      to December 31, 2007                                                   7

   Notes to Financial Statements                                            8-9

                                 STALAR 2, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2007
                                   (Unaudited)

ASSETS
Current assets
  Cash                                                                  $   289
                                                                        =======


LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Accounts payable and accrued expenses                                 $    --
                                                                        -------

      Total current liabilities                                              --

Loan payable - Officer                                                    3,637
                                                                        -------

      Total liabilities                                                   3,637
                                                                        -------

Stockholder's deficit
  Preferred stock - $0.0001 par value;
    25,000,000 shares authorized; none issued or outstanding                 --
  Common stock - $0.0001 par value; 75,000,000 shares
    authorized; 2,000,000 issued and outstanding                            200
  Additional paid-in capital                                                 --
  Deficit accumulated during the development stage                       (3,548)

      Total stockholder's deficit                                        (3,348)
                                                                        -------

                                                                        $   289
                                                                        -------

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
               NOVEMBER 13, 2007 (Inception) TO DECEMBER 31, 2007
                                   (Unaudited)



Revenues                                                            $        --
                                                                    -----------

General and administrative expenses
  Professional fees                                                       2,500
  Organization costs                                                        936
  Sundry                                                                    112
                                                                    -----------

                                                                          3,548

Net loss                                                            $    (3,548)
                                                                    ===========

Loss per share:
  Loss per share                                                    $    (0.002)
                                                                    -----------

  Weighted average shares outstanding                                 2,000,000
                                                                    -----------

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
               NOVEMBER 13, 2007 (Inception) TO DECEMBER 31, 2007
                                   (Unaudited)

Cash flows from operating activities:
  Net loss                                                              $(3,548)
                                                                        -------

Net cash used in operating activities                                    (3,548)
                                                                        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                    200
  Loans from Officer                                                      3,637
                                                                        -------

Net cash provided by financing activities                                 3,837
                                                                        -------

Net increase in cash                                                        289

Cash, beginning of period                                                    --
                                                                        -------

Cash, end of period                                                     $   289
                                                                        -------

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                                   (Unaudited)

                                                                                         Deficit
                                                                                       Accumulated
                                                                         Additional      During
                                                                           Paid-in     Development
                                                   Shares      Amount      Capital        Stage         Total
                                                -----------   --------   -----------   -----------    ---------

Shares issued at inception, November 13, 2007   $        --   $     --   $        --   $        --    $      --

Shares issued for cash, at par $.0001             2,000,000        200            --            --          200

Net loss for the period                                  --         --            --        (3,548)      (3,548)
                                                -----------   --------   -----------   -----------    ---------

Balance, December 31, 2007                      $ 2,000,000   $    200   $        --   $    (3,548)   $  (3,348)
                                                ===========   ========   ===========   ===========    =========

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Unaudited)


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of December 31, 2007 and for the period November 13, 2007, (inception), to December 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007, (inception), to November 30, 2007 as disclosed in the Company's 10-SB for that period as filed with the SEC, as it may be amended.

The results of the period ended December 31, 2007 are not necessarily indicative of the results to be expected for the period ending November 13, 2007, (inception), to September 30, 2008, the Company's year end.

STALAR 2, Inc. ("the Company"), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a "shell company", because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, "public" company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent.

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

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Unaudited)

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

NOTE D - RELATED PARTY TRANSACTIONS

In November 2007, the Company issued 2,000,000 shares of common stock to the officer and director for total proceeds of $200. In addition, the officer advanced funds to the Company, which funds are anticipated to be converted into fully paid and nonassessable shares of capital stock of the Company.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through equity investments by or borrowings from our stockholders, management or other investors.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2007, nor for the period November 13, 2007, (inception) to December 31, 2007 and has no operations as of the date of this filing.
General and administrative expenses were $3,548 for the period ended December 31, 2007. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $3,548 for period November 13, 2007, (inception) to December 31, 2007.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 13, 2007, in a transaction exempt from registration, the Company sold 2,000,000 shares of Common Stock to Steven R. Fox for cash consideration of $0.0001 per share for an aggregate investment of $200. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended December 31, 2007, or subsequent period through the date hereof, which was not so reported, except:

      In December of 2007 the board of directors of the Company changed its fiscal year-end from December 31 to September 30.

(b) Our board of directors has not established an audit committee or a nominating committee. In addition, we do not have any other compensation, executive or similar committees. We will not, in all likelihood, establish an audit or a nominating committee until such time as the Company acquires a target company or business of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

                                     STALAR 2, INC.

Dated as of December 31, 2007        By: /s/ Steven R. Fox
                                         ----------------------------
                                         Steven R. Fox, President and Director