Form 10-Q
period 2008-12-31
Stalar 2, Inc.
filed 2009-02-23
CIK 1419984

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ______________

                        COMMISSION FILE NUMBER: 000-52972

                                 STALAR 2, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                26-1402651
----------------------------------------  --------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

      317 Madison Ave., Suite 1520,
              New York, NY                                 10017
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 953-1544
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       Yes |X|  No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      |_|  Large Accelerated Filer             |_|  Accelerated Filer
      |_|  Non-accelerated Filer               |X|  Smaller reporting company

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      At December 31, 2008, 2,000,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2008
                                       AND
     FOR THE PERIOD FROM NOVEMBER 13, 2007 (INCEPTION) TO DECEMBER 31, 2007


                                                                      Page
                                                                       No.
                                                                       ---

FINANCIAL STATEMENTS (Unaudited)

   Balance Sheets                                                       3

   Statements of Operations                                             4

   Statements of Cash Flows                                             5

   Statement of Changes in Stockholder's Deficit                        6

   Notes to Financial Statements                                       7-8

                                 STALAR 2, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                    December 31,     September 30,
                                                                        2008             2008
                                                                    -------------    -------------
                                                                     (Unaudited)       (Audited)
ASSETS
Current assets
  Cash                                                              $         515    $         463
                                                                    =============    =============

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
  Accounts payable and accrued expenses                             $       4,500    $       1,869
  Loan payable - Officer                                                   11,837           10,687
                                                                    -------------    -------------

      Total current liabilities                                            16,337           12,556
                                                                    -------------    -------------

Stockholder's deficit
  Preferred stock - $0.0001 par value;
    25,000,000 shares authorized; none issued or outstanding                   --               --
  Common stock - $0.0001 par value; 75,000,000 shares authorized;
    2,000,000 issued and outstanding                                          200              200
  Additional paid-in capital                                                   --               --
  Deficit accumulated during the development stage                        (16,022)         (12,293)
                                                                    -------------    -------------

      Total stockholder's deficit                                         (15,822)         (12,093)
                                                                    -------------    -------------

                                                                    $         515    $         463
                                                                    =============    =============


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended   November 13, 2007   November 13, 2007
                                      December 31,       (Inception) to      (Inception) to
                                          2008          December 31, 2007   December 31, 2008
                                      -------------       -------------       -------------

Revenues                              $          --       $          --       $          --
                                      -------------       -------------       -------------

General and administrative expenses
  Professional fees                           3,729               2,500              12,098
  Organization costs                             --                 936               3,442
  Sundry                                         --                 112                 482
                                      -------------       -------------       -------------

                                              3,729               3,548              16,022
                                      -------------       -------------       -------------

Net loss                              $      (3,729)      $      (3,548)      $     (16,022)
                                      =============       =============       =============

Loss per common share:
  Basic and diluted                   $      (0.002)      $      (0.002)      $      (0.008)
                                      =============       =============       =============

Weighted average number of
  common shares outstanding               2,000,000           2,000,000           2,000,000
                                      =============       =============       =============


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended  November 13, 2007   November 13, 2007
                                                December 31,      (Inception) to      (Inception) to
                                                   2008          December 31, 2007   December 31, 2008
                                               -------------       -------------       -------------
Cash flows from operating activities:
  Net loss                                     $      (3,729)      $      (3,548)      $      16,022)
  Increases in cash flows from operating
    activates resulting from changes in:
      Accounts payable and accrued  expenses           2,631                  --               4,500
                                               -------------       -------------       -------------

Net cash used in operating activities                 (1,098)             (3,548)            (11,522)
                                               -------------       -------------       -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  --                 200                 200
  Loans from Officer                                   1,150               3,637              11,837
                                               -------------       -------------       -------------

Net cash provided by financing activities              1,150               3,837              12,037
                                               -------------       -------------       -------------

Net increase in cash                                      52                 289                 515

Cash, beginning of period                                463                  --                  --
                                               -------------       -------------       -------------

Cash, end of period                            $         515       $         289       $         515
                                               =============       =============       =============


              The accompanying notes are an integral part of these
                         unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
                                   (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                                                      Additional    During
                                                                       Paid-in    Development
                                                 Shares     Amount     Capital       Stage         Total
                                                --------   --------   --------   -------------    --------

Shares issued at inception, November 13, 2007         --   $     --   $     --   $          --    $     --

Shares issued for cash, at par $.0001           2,000,000       200         --              --         200

Net loss for the period                               --         --         --         (12,293)    (12,293)
                                                --------   --------   --------   -------------    --------

Balance, September 30, 2008                     2,000,000       200         --         (12,293)    (12,093)

Net loss for the period                               --         --         --          (3,729)     (3,729)
                                                --------   --------   --------   -------------    --------

Balance, December 31, 2008                      2,000,000  $    200   $     --   $     (16,022)   $(15,822)
                                                ========   ========   ========   =============    ========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Unaudited)


NOTE A - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of December 31, 2008, for the three months then ended and for the period from November 13, 2007 (inception) to December 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007, (inception), to September 30, 2008 as disclosed in the Company's 10-KSB for that period as filed with the SEC.

The results of the period ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2009, the Company's fiscal year end.

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

                                 STALAR 2, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (Unaudited)

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

NOTE E - SUBSEQUENT EVENT

In January 2009, the Company issued 22,500 shares of common stock at a per share price of $.04, pursuant to a Common Stock offering.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2008, nor for the period November 13, 2007, (inception) to December 31, 2008 and has no operations as of the date of this filing.

General and administrative expenses were $3,729 for the three months ended December 31, 2008, and were $16,022 for the period November 13, 2007 (inception) to December 31, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $3,729 for the first fiscal quarter, and a net loss of $16,022 for the period November 13, 2007 (inception) to December 31, 2008.

Off-balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January of 2009, in a transaction exempt from registration, the Registrant sold an aggregate of 22,500 shares of its Common Stock, $.0001 per share, at a price of $.04 per share, for total consideration of $900.00 to a total of 45 purchasers. No underwriter was involved in the transaction. The Registrant relied on Section 4 (2) of the Securities Act of 1933, as amended (the "Act") with respect to purchasers resident in the United States.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended December 31, 2008, or subsequent period through the date hereof, which was not so reported.

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

                                       STALAR 2, INC.

Date:  February 23, 2009               By: /s/ Steven R. Fox
                                           ---------------------------
                                           Steven R. Fox, President and Director