Form 10-K
period 2010-09-30
Stalar 2, Inc.
filed 2010-12-28
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

Or

☐ Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.0001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.      ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Stalar 2, Inc. had no revenues during its third fiscal year ending September 30, 2010.

The aggregate market value of the Common Stock held by non-affiliates of Stalar 2, Inc. was $1,680.00 on September 30, 2010.

As of December 27, 2010, 2,042,000 shares of the Common Stock of Stalar 2, Inc. were issued and outstanding and no shares of the Preferred Stock of Stalar 2, Inc. were issued or outstanding.

STALAR 2, INC.

Form 10-K
Report for the Fiscal Year Ended September 30, 2010

TABLE OF CONTENTS

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

ITEM 2. PROPERTIES.

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

As of December 27, 2010, there were approximately 46 record holders of the Company's Common Stock.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

As of September 30, 2010, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended September 30, 2010 and had no options outstanding as of September 30, 2010.  The Company has not repurchased any equity securities of the Company during the fourth quarter of the fiscal year ended September 30, 2010.

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

Overview

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended September 30, 2010, nor for the period November 13, 2007 (inception) to September 30, 2010 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources

General and administrative expenses were $14,116 for the fiscal year ended September 30, 2010 compared to $20,999 for the period September 30, 2008 to September 30, 2009, and $47,408 for the period November 13, 2007 (inception) to September 30, 2010.  General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $14,116 for the period September 30, 2009 to September 30, 2010.

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

Going Concern

We have financed our activities to date from loans from our majority stockholder. We believe we will be able to meet costs anticipated to be incurred in the next 12 months through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. The report of our independent registered public accounting firm, MSCM LLP, on our audited financial statements contains a qualification regarding our ability to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

This annual report does not include a report from the Company’s registered public accounting firm regarding internal control over financial reporting due to the permanent exemption established by the Securities and Exchange Commission for public companies designated as small filers.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during or that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and Principal Financial Officer.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The sole Director and executive officer of the Company for the reported period is as follows:

Name	Age	Position
Steven R. Fox	57	Director, CEO/President, CFO, Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2010, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

As the table below indicates, the Company's President, Secretary and sole Director has not received any cash remuneration since inception.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	2010	0	0	0	0	0	0	0	0
Director,	2009	0	0	0	0	0	0	0	0
CEO/President,	2008	0	0	0	0	0	0	0	0
CFO, Secretary

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

Outstanding Equity Awards at Fiscal Year-End

As the table below indicates, the Company has no unexercised options, stock that has not vested, or equity incentive plan awards for our executive officer as of September 30, 2010.  The Company has not granted any stock options to the executive officers or directors since our inception.

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

Compensation of Directors

As the table below indicates, no compensation has been paid to our directors as of September 30, 2010

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's sole Director as of the end of September 30, 2010.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2010 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and Nature
	of Beneficial
Name and Address	Ownership(2)	Percentage of Class

Steven R. Fox (1)
317 Madison Avenue, Suite 1520,
New York, NY 10017	2,000,000	97.94%

All Officers and Directors as a group
(one individual)	2,000,000	97.94%

(1) Steven R. Fox is the CEO/President, CFO, Secretary and sole Director of the Company.

(2) All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2010, Dr. Steven R. Fox, the sole officer and sole Director of the Company, has advanced funds in the aggregate amount of $9,150 to the Company to cover cash requirements. Inclusive of the $9,150, the aggregate principal amount of all loans made by Dr. Steven R. Fox from the Company’s inception is $31,981.  The loans are unsecured and payable on demand with interest at the prime rate.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees incurred for the fiscal year ending September 30, 2010 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,000.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended September 30, 2010. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

STALAR 2, INC.

Dated: December 28, 2010	By	/s/ Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary
Dated:  December 28, 2010

STALAR 2, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2010

Page No.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 - F-9

701 Evans Avenue 8th Floor Toronto, Ontario Canada M9C 1A3	telephone: (416) 626-6000 facsimile: (416) 626-8650 email: info@mscm.ca website: www.mscm.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stalar 2, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stalar 2, Inc. as of September 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 2, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has never generated revenue and is unlikely to generate earnings in the immediate or foreseeable future.  These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.  Managements’ plans in regards to these matters are described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP

Toronto, Ontario
December 15, 2010

STALAR 2, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2010 AND 2009

	2010	2009

ASSETS
Current assets
Cash	$177	$13

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$13,725	$9,374
Loan payable – officer	31,981	22,831

Total current liabilities	45,706	32,205

Stockholders’ deficit
Preferred stock - $0.0001 par value;25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 and 2,022,500 issued and outstanding	204	202
Additional paid-in capital	1,676	898
Deficit accumulated during the development stage	(47,408)	(33,292)

Total stockholders’ deficit	(45,528)	(32,192)

	$177	$13

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	13,304	19,870	41,543
Organization costs	-	-	3,442
Interest expense	813	766	1,579
Sundry	-	363	845
	14,116	20,999	47,408

Net loss	$(14,116)	$(20,999)	$(47,408)

Loss per common share:
basic and diluted	$(0.007)	$(0.010)

Weighted average number of common shares outstanding, basic and diluted	2,036,871	2,015,904

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(14,116)	$(20,999)	$(47,408)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	780	-	780
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	4,351	7,505	13,725

Net cash used in operating activities	(8,986)	(13,494)	(32,904)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	-	900	1,100
Loans from officer	9,150	12,144	31,981

Net cash provided by financing activities	9,150	13,044	33,081

Net increase in cash	164	(450)	177

Cash, beginning of period	13	463	-

Cash, end of period	177	13	177

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$780	$-	$780

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception,November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $0.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, at $0.04per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	$202	$898	$(33,292)	$(32,192)

Shares issued for services,at $0.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	14,116	14,116

Balance, September 30, 2010	2,042,000	$204	$1,676	$(47,408)	$(45,528)

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stalar 2, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities, however, has not entered into any letter of intent to date.

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
SEPTEMBER 30, 2010 (Continued)

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

STALAR 2, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Continued)

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock.  As of September 30, 2010 and 2009, there was no preferred stock outstanding.  The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D – INCOME TAXES

As of September 30, 2010 there are loss carry forwards for Federal income tax purposes of approximately $51,000, available to offset future taxable income.  The carry forwards begin to expire in 2028.  The Company does not expect to incur a Federal income tax liability in the foreseeable future.  As of September 30, 2010 and 2009 the Company had a deferred tax asset amounting to approximately $18,000 and $9,900, respectively.  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

Certain provisions of the tax law may limit net operating loss carry forwards available for use in any given year in the event of a significant change in ownership.

NOTE E – RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements issued by FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE F - RELATED PARTY BALANCES AND TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer has advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

STALAR 2, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Continued)

NOTE G – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04, pursuant to a Common Stock Offering for total cash proceeds of $900.

In January 2010, the Company issued 19,500 shares of common stock for services valued at $.04 per share, for a total value of $780.