Form 10-Q
period 2010-12-31
Stalar 2, Inc.
filed 2011-02-14
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑| No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer  ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At February 14, 2011, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 2, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

Page No.

Interim Balance Sheets December 31, 2010 and September 30, 2010 (Audited)	4

Interim Statements of Operations For the three months ended December 31, 2010 and 2009 and for the period November 13, 2007, (inception) to December 31, 2010	5

Interim Statements of Cash Flows For the three months ended December 31, 2010 and 2009 and for the period November 13, 2007, (inception) to December 31, 2010	6

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to December 31, 2010	7

Notes to Interim Financial Statements	8 - 9

STALAR 2, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$202	$177

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$13,931	$13,724
Loan payable - Officer	36,891	31,981

Total current liabilities	50,822	45,705

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(52,500)	(47,408)

Total stockholders' deficit	(50,620)	(45,528)

	$202	$177

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	4,810	328	46,353
Organization costs	-	-	3,442
Interest expense	282	187	1,860
Sundry	-	-	845

	5,092	515	52,500

Net loss for the period	$(5,092)	$(515)	$(52,500)

Loss per common share:
basic and diluted	$(0.0025)	$(0.0003)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,022,500

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net loss for the period	$(5,092)	$(515)	$(52,500)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	-	-	780
(Decreases) increases in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	207	515	13,931

Net cash used in operating activities	(4,885)	-	(37,789)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,100
Loans from Officer	4,910	100	36,891

Net cash provided by financing activities	4,910	100	37,991

Net increase (decrease) in cash	25	100	202

Cash, beginning of period	177	13	-

Cash, end of period	$202	$113	$202

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$-	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, at $.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services, at $.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the period	-	-	-	(5,092)	(5,092)

Balance, December 31, 2010	2,042,000	204	1,676	$(52,500)	$(50,620)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of December 31, 2010 and for the three months ended December 31, 2010 and 2009 and for the period from November 13, 2007 (inception) to December 31, 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2010 and for the period November 13, 2007, (inception), to September 30, 2010 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2011, the Company’s fiscal year end.

STALAR 2, Inc. (“the Company“), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent to date.

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

Loss Per Share

The Company uses Topic 260, “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  The Company does not have any common stock equivalents.

STALAR 2, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2010 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2010, nor for the period November 13, 2007 (inception) to December 31, 2010 and has no operations as of the date of this filing.

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

 Liquidity and Capital Resources

As of December 31, 2010, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

The Company has no operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Until the Company completes a merger, reverse merger or other financial transaction, the Company expects to continue to incur a loss of between $1,500 and $5,000, per quarter.  The Company expects that these costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management’s Discussion and Analysis or Plan of Operations

General and administrative expenses were $5,092 for the three months ended December 31, 2010 compared to $515 for the three month period October 1, 2009 to December 31, 2009, and were $52,500 for the period November 13, 2007 (inception) to December 31, 2010. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $5,092 for the first fiscal quarter compared to a net loss of $515 for the period October 1, 2009 to December 31, 2009.   The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the “Plan of Operations” above and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Principal Executive Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The following material weakness in our disclosure controls and procedures as of December 31, 2010 was identified:

•
As a shell company with no operations or investments, we do not have any full-time employees. Our single officer devoted time to our affairs on an “as needed” basis. As a result, our ability to coordinate, review timely and file financial reports may not have been adequate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by the Company’s internal controls.

Remediation of Material Weakness

A number of actions are currently being undertaken to remediate the material weakness noted above. We will immediately appoint an additional officer and director, increasing the number of officers from one single individual who served as both the single officer and director to two officers and two directors. We also intend to establish a Disclosure Committee, chaired by our Principal Executive Officer, comprised of individuals experienced in the disclosure obligations of public companies that will be available on an as-needed basis and also meet regularly and advise the Principal Executive Officer with respect to the Company’s disclosure obligations.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A- RISK FACTORS

A smaller reporting company is not required to provide the information required for this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ending December 31, 2010, or subsequent period through the date hereof, which was not so reported.

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

STALAR 2, INC.

Date: February 14, 2011	By /s/ Steven R. Fox
Steven R. Fox, President and Director