Form 10-K/A
period 2010-09-30
Stalar 2, Inc.
filed 2011-02-16
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☑ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.0001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.      ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑No ☐

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

TABLE OF CONTENTS

		Page
Item 8.	Financial Statements and Supplementary Data	3
Item 9A(T).	Controls and Procedures	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	4

EXPLANATORY NOTE

Stalar 2, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC on December 28, 2010 (the “Original Report”). This Amendment amends and restates Item 9A. Controls and Procedures. This Amendment is being filed to enhance the Company’s disclosures under the above-referenced items in response to comments from the staff of the SEC given in connection with its review of the Company’s recent filings under the Securities Exchange Act of 1934.

Except as described above, the Original Report has not been amended, updated or otherwise modified. The Original Report, as amended by this Amendment, continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

2

ITEM 8. FINANCIAL STATEMENTS.

See the financial statements annexed to this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Our original Form 10-K did not include management’s report on internal controls over financial reporting which is a required item pursuant to Regulation S-K. Because of this omission, our Principal Executive Officer has reevaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The following material weakness in our disclosure controls and procedures as of September 30, 2010 was identified:

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

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

3

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Our assessment included consideration of the material weakness identified in the disclosure controls above and we concluded that the weakness identified above did not impact reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles when also considering our limited size and complexity. However, based on our assessment, management concluded that during the period covered by this report, such internal controls and procedures were not effective as a result of a significant deficiency. This was due to deficiencies that existed in the design or operation of our internal control or reporting that adversely affected our internal controls, in that we only have one employee to oversee bank reconciliations, posting payables and other financial accounting tasks   and that taken together may be considered a significant deficiency.

Remediation of Material Weakness

The Company will have its financial accounting reviewed on a monthly basis by an independent certified public accountant who acts as a consultant to the Company.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to have a materially affect, our internal control over financial reporting.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 2, INC.

Dated: February 14, 2011	By	/s/Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary
Dated: February 11, 2011

5

STALAR 2, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2010

Page No.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 - F-9

701 Evans Avenue	telephone:	(416) 626 -6000
8th Floor	facsimile:	(416) 626-8650
Toronto, Ontario Canada	email:	info@mscm.ca
M9C 1A3	website:	www.mscm.ca

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

STALAR 2, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $0.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, at $0.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	$202	$898	$(33,292)	$(32,192)

Shares issued for services, at $0.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	14,116	14,116

Balance, September 30, 2010	2,042,000	$204	$1,676	$(47,408)	$(45,528)

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