Form 10-Q
period 2011-03-31
Stalar 2, Inc.
filed 2011-05-13
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large Accelerated Filer  ☐               Accelerated Filer  ☐              Non-accelerated Filer ☐   Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At May 10, 2011, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
STALAR 2, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

Page No.
Interim Balance Sheets March 31, 2011 and September 30, 2010 (Audited)	4

Interim Statements of Operations For the six months ended March 31, 2011 and 2010 for the period November 13, 2007, (inception) to March 31, 2011 and for the three months ended March 31, 2011 and 2010	5 5 6

Interim Statements of Cash Flows For the six months ended March 31, 2011 and 2010 and for the period November 13, 2007, (inception) to March 31, 2011	7 7

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2011	8

Notes to Interim Financial Statements	9 - 10

STALAR 2, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$230	$177

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$21,269	$13,724
Loan payable - President	40,921	31,981

Total current liabilities	62,190	45,705

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(63,840)	(47,408)

Total stockholders' deficit	(61,960)	(45,528)

	$230	$177

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	15,513	3,147	57,056
Organization costs	-	-	3,442
Interest expense	594	388	2,172
Sundry	325	-	1,170

	16,432	3,535	63,840

Net loss for the period	$(16,432)	$(3,535)	$(63,840)

Loss per common share:
basic and diluted	$(0.008)	$(0.002)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,031,765

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$-	$-

General and administrative expenses
Professional fees	10,703	2,819
Organization costs	-	-
Interest expense	312	201
Sundry	325	-

	11,340	3,020

Net loss for the period	$(11,340)	$(3,020)

Loss per common share:
basic and diluted	$(0.006)	$(0.001)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,041,343

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss for the period	$(16,432)	$(3,535)	$(52,500)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	-	780	780
(Decreases) increases in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	7,545	(745)	21,269

Net cash used in operating activities	(8,887)	(3,500)	(41,791)

Cash flows from financing activities:
Proceeds from issuance of Common stock	-	-	1,100
Loans from President	8,940	3,600	40,921

Net cash provided by financing activities	8,940	3,600	42,021

Net increase in cash	53	100	230

Cash, beginning of period	177	13	-

Cash, end of period	$230	$113	$230

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$780	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, at $.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services, at $.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the period	-	-	-	(16,432)	(16,432)

Balance, March 31, 2011	2,042,000	$204	$1,676	$(63,840)	$(61,960)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
MARCH 31, 2011
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010 and for the period from November 13, 2007 (inception) to March 31, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2010 and for the period November 13, 2007, (inception), to September 30, 2010 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011, the Company’s fiscal year end.

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
MARCH 31, 2011
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

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steve R. Fox, President and a director for total proceeds of $200.

Loan Payable - President

Steven R. Fox, President and a director of the Company has advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

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

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2010, nor for the period November 13, 2007 (inception) to March 31, 2011 and has no operations as of the date of this filing.

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

Liquidity and Capital Resources

As of March 31, 2011, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

General and administrative expenses (i) were $16,432 for the six months ended March 31, 2011 compared to $3,535 for the six month period October 1, 2009 to March 31, 2010; (ii) were $11,340 for the three months ended March 31, 2011 compared to $3,020 for the three month period December 31, 2009 to March 31, 2010; and (iii) were $63,840 for the period November 13, 2007 (inception) to March 31, 2011. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $11,340 for the second fiscal quarter compared to a net loss of $3,020 for the period December 31, 2009 to March 31, 2010.  The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The following material weakness in our disclosure controls and procedures as of March 31, 2011 was identified:

•
As a shell company with no operations or investments, we do not have any full-time employees. Our two officers devoted time to our affairs on an “as needed” basis. As a result, our ability to coordinate, review timely and file financial reports may not have been adequate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by the Company’s internal controls.

Changes in Internal Control over Financial Reporting

In order to remediate weaknesses in the Company’s disclosure controls and procedures, we have established a Disclosure Committee, chaired by our Principal Executive Officer, comprised of individuals experienced in the disclosure obligations of public companies that will be available on an as-needed basis and also meet regularly and advise the Principal Executive Officer with respect to the Company’s disclosure obligations.   In addition, the Company has appointed an additional member to the Board of Directors.

Except as noted above, during the quarter ended March 31, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ending March 31, 2011, or subsequent period through the date hereof, which was not so reported.

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

STALAR 2, INC.

Date: May 13, 2011	By /s/Steven R. Fox
Steven R. Fox, President and Director