Form 10-Q
period 2011-06-30
Stalar 2, Inc.
filed 2011-08-12
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

    Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-52972

STALAR 2, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1402651
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

317 Madison Ave., Suite 1520,
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-1544
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant isa large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

☐ |  Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-accelerated Filer   ☒   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

At August 9, 2011, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.

Interim Balance Sheets June 30, 2011 and September 30, 2010 (Audited)	F-1

Interim Statements of Operations For the nine months ended June 30, 2011 and 2010; and for the period November 13, 2007, (inception) to June 30, 2011 For the three months ended June 30, 2011 and 2010	F-2 F-2 F-3

Interim Statements of Cash Flows For the nine months ended June 30, 2011 and 2010; and for the period November 13, 2007, (inception) to June 30, 2011	F-4 F-4

Interim Statement of Changes in Stockholders’ Deficit November 13, 2007, (inception) to June 30, 2011	F-5

Notes to Interim Financial Statements	F-6 – F-7

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,880	$177

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$18,074	$13,724
Loan payable - President	47,071	31,981

Total current liabilities	65,145	45,705

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(65,145)	(47,408)

Total stockholders' deficit	(63,265)	(45,528)

	$1,880	$177

The accompanying notes are an integral part of these unaudited interim financial statements.

F-1

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2011	2010	June 30, 2011

Revenues	$—	$—	$—

General and administrative expenses
Professional fees	16,438	6,373	57,981
Organization costs	—	—	3,442
Interest expense	974	588	2,552
Sundry	325	—	1,170

	17,737	6,961	65,145

Net loss for the period	$(17,737)	$(6,961)	$(65,145)

Loss per common share,
basic and diluted	$(0.009)	$(0.0034)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,035,189

The accompanying notes are an integral part of these unaudited interim financial statements.

F-2

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Revenues	$—	$—

General and administrative expenses
Professional fees	925	3,226
Interest expense	380	200

	1,305	3,426

Net loss for the period	$(1,305)	$(3,426)

Loss per common share,
basic and diluted	$(0.0006)	$(0.0017)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

F-3

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss for the period	$(17,737)	$(6,961)	$(65,145)
Adjustments to reconcile net loss to
net cash used in operating activities:
Common stock issued for services	—	780	780
Increases in cash flows from operating
activities resulting from changes in:
Accounts payable and accrued expenses	4,350	431	18,074

Net cash used in operating activities	(13,387)	(5,750)	(46,291)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,100
Loans from President	15,090	5,900	47,071

Net cash provided by financing activities	15,090	5,900	48,171

Net increase in cash	1,703	150	1,880

Cash, beginning of period	177	13	—

Cash, end of period	$1,880	$163	$1,880

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$780	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

F-4

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, at $.04 per share	22,500	2	898	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Share issued for cash, at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the period	—	—	—	(17,737)	(17,737)

Balance, June 30, 2011	2,042,000	$204	$1,676	$(65,145)	$(63,265)

The accompanying notes are an integral part of these unaudited interim financial statements.

F-5

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010 and for the period from November 13, 2007 (inception) to June 30, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2010 and for the period November 13, 2007, (inception), to September 30, 2010 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011, the Company’s fiscal year end.

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

F-6

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

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

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, President and a director, for total proceeds of $200.

Loan Payable - President

Steven R. Fox, President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at June 30, 2011.

NOTE E – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04, pursuant to a Common Stock offering, for total cash proceeds of $900.

In January 2010, the Company issued 19,500 shares of common stock for services valued at $.04 per share, for a total value of $780.

F-7

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

Company Overview and Plan of Operation

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2011, nor for the period November 13, 2007 (inception) to June 30, 2011 and has no operations as of the date of this filing.

Currently, our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors. Other than administrative expenses, there are no known or currently predicted demands on the Company’s liquidity. The Company has currently made no commitments to any capital expenditures.

Liquidity and Capital Resources

As of June 30, 2011, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

General and administrative expenses were$1,305 for the three months ended June 30, 2011 as compared to $3,426 for the three months ended June 30 2010.  General and administrative expenses were $17,737 for the nine months period October 1, 2010 to June 30, 2011 as compared to $6,961 for the nine month period October 1, 2009 to June 30, 2010.  General and administrative expenses consist primarily of professional fees and organization expenses.  We had a net loss of $1,305 for the three months ended June 30, 2011 as compared to a net loss of $3,426 for the three months ended June 30, 2010. We had a net loss of $17,737 for the nine month period October 1, 2010 to June 30, 2011 compared to a net loss of $6,961 for the nine month period October 1, 2009 to June 30, 2010.  General and administrative expenses since our inception through June 30, 2011 were $65,145.

Off-balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

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

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the “Company Overview and Plan of Operations” above and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A – RISK FACTORS

A smaller reporting company is not required to provide the information required for this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 – (Removed and Reserved).

N/A.

ITEM 5 – OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter ending June 30, 2011 of our fiscal year, or subsequent period through the date hereof, which was not so reported.

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

We currently do not have any procedures by which security holders may recommend nominees to the registrant's board of directors. We will not, in all likelihood, establish such procedures until such time as the Company is no longer a "shell" company, a circumstance of which there can be no assurance.

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation*

3.1(i)	Certificate of Correction to Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics**

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

STALAR 2, INC.

Date: August 11, 2011	By:	/s/ Steven R. Fox
Steven R. Fox, President and Director

-14-