Form 10-K
period 2011-09-30
Stalar 2, Inc.
filed 2011-12-19
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

Or

|_| Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

000-52972
----------------------
Commission file number

Stalar 2, Inc.
---------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |X|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Stalar 2, Inc. had no revenues during its fiscal year ending September 30, 2011.

The aggregate market value of the Common Stock held by non-affiliates of Stalar 2, Inc. was $1,680.00 on September 30, 2011.

As of December 15, 2011, 2,042,000 shares of the Common Stock of Stalar 2, Inc. were issued and outstanding and no shares of the Preferred Stock of Stalar 2, Inc. were issued or outstanding.

2

STALAR 2, INC.

Form 10-K
Report for the Fiscal Year Ended September 30, 2011

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

The Company has conducted negotiations regarding a target business, and has entered into an agreement with one target business, Tennessee Materials, Inc. (“TMI”), as reported in the Company’s most recent current report filing on Form 8-K, filed September 30, 2011. The Company and TMI entered into a Reverse Merger Agreement (the “Merger Agreement”) on September 28, 2011. Pursuant to the Merger Agreement, TMI would effect a merger with the Company, with the Company as the surviving entity (the “Merger”). In consideration of the Merger, the stockholders of the Company, or their designees, would maintain a post-Merger ownership of five percent (5%) of the fully-diluted capital stock of the Company (calculated post-money, e.g. after any planned equity financing transaction involving the Company contemplated to occur prior to, simultaneously with, or immediately subsequent to, the Merger). Such shares shall be entitled to piggy-back registration rights, subject to standard cutbacks by underwriters. Additionally, the Merger Agreement prohibits TMI from soliciting, entertaining, negotiating, accepting or considering a merger transaction with any other entity.

Pursuant to the Merger Agreement, the Company has received an escrow in the principal amount of $12,500, held by counsel to the Company for the payment of costs associated with the Merger, and if TMI fails to consummate a merger pursuant to the Merger Agreement, through no fault of the Company, the proceeds of the escrow will be released to the Company as liquidated damages.

The term of the Merger Agreement is twelve (12) months, however, in the event that either the Company or TMI determines that there is a material adverse issue that arises in the course of their due diligence investigation, each party has the right to immediately terminate the Merger Agreement without any liability to non-terminating party.

Our principal business objective for the next 12 months and beyond such time will be (i) achieve long-term growth potential through a combination with TMI, or (ii) if the transactions contemplated by the Merger Agreement are not consummated, achieve long-term growth potential through a combination with another operating business. If the latter, the Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

We presently have no employees apart from our management. Our only two officers are engaged in outside business activities and will continue to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination with TMI, or another target business in the event the Merger Agreement is not successful consummated.

ITEM 1A. RISK FACTORS.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B .   Unresolved Staff Comments.

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. PROPERTIES.

The Company neither rents nor owns any property. The Company utilizes the office space and equipment of Dr. Steven Fox, its President, Secretary and a director, at no cost, on a month to month basis.

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

As of December 15, 2011, there were approximately 51 record holders of the Company's Common Stock.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

As of September 30, 2011, we had no equity compensation arrangements or plans either approved or not approved by our stockholders.  We granted no options during our fiscal year ended September 30, 2011 and had no options outstanding as of September 30, 2011. The Company has not repurchased any equity securities of the Company during the fourth quarter of the fiscal year ended September 30, 2011.

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

Overview

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended September 30, 2011, nor for the period November 13, 2007 (inception) to September 30, 2011 and has no operations as of the date of this filing.

Continuing Operations, Liquidity and Capital Resources

General and administrative expenses were $20,979 for the fiscal year ended September 30, 2011 compared to $14,116 for the period October 1, 2009 to September 30, 2010, and $68,387 for the period November 13, 2007 (inception) to September 30, 2011. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $20,979 for the period October 1, 2010 to September 30, 2011.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to (i) achieve long-term growth potential through a combination with TMI, or (ii) if the transactions contemplated by the Merger Agreement are not consummated, achieve long-term growth potential through a combination with another operating business. If the latter, the Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Our Principal Executive Officer has concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Management concluded that during the period covered by this report, such internal controls and procedures were effective.

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

ITEM 9B.  OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our officers and directors and their ages and positions are as follows:

Name	Age	Position
Steven R. Fox	58	Director, CEO/President, CFO, Secretary
Jan Fox	56	Director, Vice President

Steven R. Fox, DDS

Dr. Fox is a practicing dentist in New York City. Dr. Fox is a fellow in the American College of Dentistry and a fellow in the International College of Dentistry. He is a former faculty member of the Harvard School of Dental Medicine and a former officer of Harvard. In 1999 Dr. Fox was the Ernst and Young Entrepreneur of the Year. Dr. Fox is the Chairman of the Rebel Group, Inc., a privately-held company, that is involved in importing and exporting. In 1999, Dr. Fox received the Medal of Freedom from the Republican Members of the United States Senate. Since the Company's inception, Dr. Fox has been serving as the Company's CEO/President, CFO, Secretary and a member of the Board of Directors. The term of Dr. Fox’s office as both an officer and director expires at our annual meeting of stockholders or until his successors are duly elected and qualified.

Steven Fox is also the CEO/President, CFO, Secretary, member of the Board of Directors, and controlling stockholder of Stalar 1, Inc., a Delaware corporation.

Jan Fox

During the past five years Ms. Fox has been a homemaker. In February of 2011, Ms. Fox was appointed as the Vice President and a member of the Board of Directors of the Company, for a term expiring upon her resignation or removal.

Significant Employees.

None.

Family Relationships.

Steven R. Fox and Jan Fox are married.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% stockholders are required by the Commission's regulations to furnish the Company with copies of all section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company during the fiscal year ended September 30, 2011, the Company's officers, directors and greater than 10% stockholders complied with all filing requirements under section 16(a).

Audit Committee.

The Board of Directors acts as the Audit Committee. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics.

We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

As the table below indicates, none of the Company's officers or directors has received any cash remuneration since inception.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox Director, CEO/President, CFO, Secretary	2011 2010 2009 2008	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0	0 0 0 0
Jan Fox Director, Vice President	2011	0	0	0	0	0	0	0	0

Narrative Disclosure to the Summary Compensation Table

None of the Company's officers or members of the Board of Directors has received any cash remuneration since inception. Officers will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's officers and directors intend to devote only limited amounts of time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain certain of our officers and directors for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to our management will not be a consideration in our decision whether to undertake any proposed transaction.

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

Outstanding Equity Awards at Fiscal Year-End

As the table below indicates, the Company has no unexercised options, stock that has not vested, or equity incentive plan awards for our executive officers as of September 30, 2011. The Company has not granted any stock options to the executive officers or directors since our inception.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Steven R. Fox	-	-	-	-	-	-	-	-	-
Jan Fox	-	-	-	-	-	-	-	-	-

Compensation of Directors

As the table below indicates, no compensation has been paid to our directors as of September 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven R. Fox	-	-	-	-	-	-	-
Jan Fox	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

The Company does not have any standard arrangements pursuant to which directors of the Company are compensated for services provided as a director. All directors are entitled to reimbursement for expenses reasonably incurred in attending Board of Directors' meetings. There has been no compensation paid to the Company's Directors as of the end of September 30, 2011.

Stock Option Plans

We did not have a stock option plan in place as of September 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 30, 2011 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

	Amount and
	Nature
	of Beneficial	Percentage
Name and Address	Ownership(3)	of Class

Steven R. Fox (1)
317 Madison Avenue, Suite 1520,	2,000,000	97.94%
New York, NY 10017

Jan Fox (2)	2,000,000	97.94%
317 Madison Avenue, Suite 1520,
New York, NY 10017

All Officers and Directors as a group	2,000,000	97.94%

(1) Steven R. Fox is the CEO/President, CFO, Secretary and a director of the Company. Mr. Fox holds these shares individually, however he is married to Jan Fox, and they reside in the state of New York.

(2) Jan Fox, the Vice President, and a director of the Company, is married to Steven R. Fox, and they reside in the state of New York. Mrs. Fox holds no stock of the Company, however she is the beneficial owner of shares held in Mr. Fox’s name.

(3) All shares are owned directly and of record and such stockholder has sole voting, investment, and dispositive power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended September 30, 2011, Steven R. Fox, an officer and Director of the Company, has advanced funds in the aggregate amount of $14,790 to the Company to cover cash requirements. Inclusive of the $14,790, the aggregate principal amount of all loans made by Steven R. Fox from the Company’s inception is $46,771. The loans are unsecured and payable on demand with interest at the prime rate of 3.25% at September 30, 2011.

As aforementioned, Steven R. Fox and Jan Fox, the two members of the Board of Directors, are married.

The Company utilizes the office space and equipment of its President at no cost. Management estimated such amounts to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Neither of the Directors of the Company would be deemed independent under the independence standards applicable to the Company. The Company does not have a separately designated audit, nominating or compensation committee or committee performing similar functions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The fees incurred for the fiscal year ending September 30, 2011 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $7,000.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

There were no tax fees for the fiscal year ended September 30, 2011. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

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

STALAR 2, INC.

Dated: December 15, 2011	By	/s/Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary

Dated:  December 15, 2011

STALAR 2, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2011

Page
No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6--F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 2, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Stalar 2, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has never generated revenue and is unlikely to generate earnings in the immediate or foreseeable future. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are described in Note A. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed: “MSCM LLP”

Toronto, Ontario

December 12, 2011

STALAR 2, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2011 AND 2010

	2011	2010

ASSETS
Current assets
Cash	$4	$177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$19,740	$13,724
Loan payable – President	46,771	31,981

Total current liabilities	66,511	45,705

Stockholders’ deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding,	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(68,387)	(47,408)

Total stockholders’ deficit	(66,507)	(45,528)

	$4	$177

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Revenues	$—	$—	$—

General and administrative expenses
Professional fees	19,296	13,304	60,839
Organization costs	—	—	3,441
Interest expense	1,358	812	2,937
Sundry	325	—	1,170
	20,979	14,116	68,387

Net loss	$(20,979)	$(14,116)	$(68,387)

Loss per common share:
basic and diluted	$(0.010)	$(0.007)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,036,871

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(20,979)	$(14,116)	$(68,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	780	780
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	6,016	4,350	19,740

Net cash used in operating activities	(14,963)	(8,986)	(47,867)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	—	—	1,100
Loans from President	14,790	9,150	46,771

Net cash provided by financing activities	14,790	9,150	47,871

Net (decrease) increase in cash	(173)	164	4

Cash, beginning of period	177	13	—

Cash, end of period	$4	$177	$4

Supplemental cash flow information:
Non-cash financing activities:
Common Stock issued for services	$—	$780	$780

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $0.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)
Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, at $.04 per share	22,500	202	898	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services, valued at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	—	—	—	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	$204	$1,676	$(68,387)	$(66,507)

The accompanying notes are an integral part of these financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Stalar 2, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and on September 28, 2011 entered into a Reverse Merger Agreement, see Note H.

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

SEPTEMBER 30, 2011

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

Cash and Cash Equivalents

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations. At times, balances may exceed insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Loss Per Share

The Company uses Topic 260 “Earnings Per Share”, for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive. The Company does not have any common stock equivalents.

Fair Value Measurements

Generally accepted accounting principles ("GAAP") define fair value, provide guidance for measuring fair value and require certain disclosures.  GAAP utilizes a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.  These principles discuss valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost).  These principles provide for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Company's assumptions.
F-7

STALAR 2, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Continued)

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Company’s financial instruments consist of cash, accounts payable and accrued expenses and loan payable – President. The carrying value approximates fair value due to the short maturity of these instruments.

NOTE C - PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of preferred stock. As of September 30, 2011 and 2010, there was no preferred stock outstanding. The Board of Directors, without the requirement of shareholder approval, can issue preferred shares with dividend preferences, liquidation, conversion, voting and other rights which could adversely affect the voting power or other rights of the holders of common stock.

NOTE D – INCOME TAXES

As of September 30, 2011 there are loss carryforwards for Federal income tax purposes of approximately $70,500, available to offset future taxable income. The carry forwards begin to expire in 2028. The Company does not expect to incur a Federal income tax liability in the foreseeable future. As of September 30, 2011 and 2010 the Company had a deferred tax asset amounting to approximately $24,600 and $18,000, respectively. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

Loan Payable - President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at September 30, 2011 (2010 – 3.25%).

STALAR 2, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(Continued)

NOTE G – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04, pursuant to a common stock offering, for total cash proceeds of $900.

In January 2010, the Company issued 19,500 shares of common stock for services valued at $.04 per share, for a total value of $780.

NOTE H – REVERSE MERGER AGREEMENT

On September 28, 2011, the Company entered into a Reverse Merger Agreement (the “Merger Agreement”) with Tennessee Materials, Inc. (“TMI”). Pursuant to the Merger Agreement, TMI would effect a merger with the Company as the surviving entity (the “Merger”). In consideration of the Merger, the stockholders of the Company, or their designees, would maintain a post-Merger ownership of five percent (5%) of the fully-diluted capital stock of the Company (calculated post-money, e.g. after any planned equity financing transaction involving the Company contemplated to occur prior to, simultaneously with, or immediately subsequent to, the Merger). Such shares shall be entitled to piggy-back registration rights, subject to standard cutbacks by underwriters. Additionally, the Merger Agreement prohibits TMI from soliciting, entertaining, negotiating, accepting or considering a merger transaction with any other entity.

Pursuant to the Merger Agreement, TMI will be responsible for and bear all of the costs and expenses (including broker's or finder’s fees, investment banking fees, reasonable attorneys’ fees, accountants' fees and travel expenses approved by TMI) incurred, at any time in connection with pursuing or consummating the Merger and the transactions contemplated thereby. Pursuant to the Merger Agreement, TMI will place $12,500 in escrow with counsel to the Company for the future payment of costs associated with the Merger, and if TMI fails to consummate a merger pursuant to the Merger Agreement, through no fault of the Company, the remaining proceeds of the escrow will be released to the Company as liquidated damages.

