Form 10-Q
period 2011-12-31
Stalar 2, Inc.
filed 2012-02-13
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_|  Large Accelerated Filer  |_|  Accelerated Filer  |_|  Non-accelerated Filer   ☒Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No |_|

At February 10, 2012, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets December 31, 2011 and September 30, 2011 (Audited)	4

Interim Statements of Operations For the three months ended December 31, 2011and 2010 and for the period November 13, 2007, (inception) to December 31, 2011	5 5

Interim Statements of Cash Flows For the three months ended December 31, 2011 and 2010 and for the period November 13, 2007, (inception) to December 31, 2011	6 6

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to December 31, 2011	7

Notes to Interim Financial Statements	8 - 9

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$—	$4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$19,294	$19,740
Loan payable – President	50,417	46,771

Total current liabilities	69,711	66,511

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(71,591)	(68,387)

Total stockholders' deficit	(69,711)	(66,507)

	$—	$4

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2011	2010	December 31, 2011

Revenues	$—	$—	$—

General and administrative expenses
Professional fees	2,762	4,810	63,601
Organization costs	—	—	3,441
Interest expense	398	282	3,335
Sundry	44	—	1,214

	3,204	5,092	71,591

Net loss for the period	$(3,204)	$(5,092)	$(71,591)

Loss per common share:
basic and diluted	$(0.0015)	$(0.0025)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2011	2010	December 31. 2011
Cash flows from operating activities:
Net loss for the period	$(3,204)	$(5,092)	$(71,591)
Adjustments to reconcile net loss to
net cash used in operating activities
Common stock issued for services	—	—	780
Increases (decreases) in cash flows from
operating activities resulting from changes in:
Accounts payable and accrued expenses	(446)	207	19,294

Net cash used in operating activities	(3,650)	(4,885)	(51,517)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,100
Loans from President	3,646	4,910	50,417

Net cash provided by financing activities	3,646	4,910	51,517

Net increase (decrease) in cash	(4)	25	—

Cash, beginning of period	4	177	—

Cash, end of period	$—	$202	$—

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$—	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, valued at $.04 per share	22,500	2	899	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services valued at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	—	—	—	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,387)	(66,507)

Net loss for the period	—	—	—	(3,204)	(3,204)

Balance, December 31, 2011	2,042,000	$204	$1,676	$(71,591)	$(69,711)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of December 31, 2011 and for the three months ended December 31, 2011 and 2010 and for the period from November 13, 2007 (inception) to December 31, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2011 and for the period November 13, 2007, (inception), to September 30, 2011 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2012, the Company’s fiscal year end.

STALAR 2, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and on September 28, 2011 entered into a Reverse Merger Agreement, see Note F.

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

NOTE C – GOING CONCERN

The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company management’s success in securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2011

(Unaudited

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, President and a director, for total proceeds of $200.

Loan Payable - President

Steven R. Fox, President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at December 31, 2011.

NOTE E – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04, pursuant to a Common Stock offering, for total cash proceeds of $900.

In January 2010, the Company issued 19,500 shares of common stock for services valued at $.04 per share, for a total value of $780.

NOTE F- REVERSE MERGER AGREEMENT

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

Pursuant to the Merger Agreement, TMI will be responsible for and bear all of the costs and expenses (including broker's or finder’s fees, investment banking fees, reasonable attorneys’ fees, accountants' fees and travel expenses approved by TMI) incurred, at any time in connection with pursuing or consummating the Merger and the transactions contemplated thereby. Pursuant to the Merger Agreement, TMI has placed $12,500 in escrow with counsel to the Company for the future payment of costs associated with the Merger, and if TMI fails to consummate a merger pursuant to the Merger Agreement, through no fault of the Company, the proceeds of the escrow will be released to the Company as liquidated damages.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2011 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview and Plan of Operation

Stalar 2, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2011, nor for the period November 13, 2007 (inception) to December 31, 2011 and has no operations as of the date of this filing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

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

We presently have no employees apart from our management. Our only two officers are engaged in outside business activities and will continue to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination with TMI, or another target business in the event the Merger Agreement is not successfully consummated.

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

 Liquidity and Capital Resources

As of December 31, 2011, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

The Company has no operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Until the Company completes a merger, reverse merger or other financial transaction, the Company expects to continue to incur a loss of between $1,500 and $6,500, per quarter. The Company expects that these costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2011, nor for the period November 13, 2007 (inception) to December 31, 2011 and has no operations as of the date of this filing.

General and administrative expenses were $3,204 for the three months ended December 31, 2011 compared to $5,092 for the three month period October 1, 2010 to December 31, 2010, and were $71,591for the period November 13, 2007 (inception) to December 31, 2011. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $3,204 for the first fiscal quarter compared to a net loss of $5,092 for the period October 1, 2010 to December 31, 2010. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ending December 31, 2011, or subsequent period through the date hereof, which was not so reported.

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

STALAR 2, INC.

Date: February 10, 2012	By
Steven R. Fox, President and Director

-13-