Form 10-Q
period 2012-03-31
Stalar 2, Inc.
filed 2012-05-14
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

☐  Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-accelerated Filer   ☒Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At May 11, 2012, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets March 31, 2012 and September 30, 2011 (Audited)	4

   Interim Statements of Operations
      For the six months ended March  31, 2012 and 2011;
      for the period November 13, 2007, (inception) to March  31, 2012; and
for the three months ended March 31, 2012 and 2011	5 5 6

Interim Statements of Cash Flows For the six months ended March 31, 2012 and 2011; and for the period November 13, 2007, (inception) to March 31, 2012	7 7

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2012	8

Notes to Interim Financial Statements	9 - 10

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$4	$4

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$20,479	$19,740
Loan payable – President	50,782	46,771

Total current liabilities	71,261	66,511

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(73,137)	(68,387)

Total stockholders' deficit	(71,257)	(66,507)

	$4	$4

 The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2012	2011	March 31, 2012

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	3,573	15,513	64,412
Organization costs	-	-	3,441
Interest expense	792	594	3,729
Sundry	385	325	1,555

	4,750	16,432	73,137

Net loss for the period	$(4,750)	$(16,432)	$(73,137)

Loss per common share:
Basic and diluted	$(0.002)	$(0.008)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenues	$-	$-

General and administrative expenses
Professional fees	811	10,703
Interest expense	394	312
Sundry	341	325

	1,546	11,340

Net loss for the period	$(1,546)	$(11,340)

Loss per common share:
Basic and diluted	$(0.001)	$(0.006)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss for the period	$(4,750)	$(16,432)	$(73,137)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	-	780
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	739	7,545	20,479

Net cash used in operating activities	(4,011)	(8,887)	(51,878)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,100
Loans from President	4,011	8,940	50,782

Net cash provided by financing activities	4,011	8,940	51,882

Net increase in cash	-	53	4

Cash, beginning of period	4	177	-

Cash, end of period	$4	$230	$4

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$-	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, valued at $.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services valued at $.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	-	-	-	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,387)	(66,507)

Net loss for the period	-	-	-	(4,750)	(4,750)

Balance, March 31, 2012	2,042,000	$204	$1,676	$(73,137)	$(71,257)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011 and for the period from November 13, 2007 (inception) to March 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2011 and for the period November 13, 2007, (inception), to September 30, 2011 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012, the Company’s fiscal year end.

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

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2012

(Unaudited

NOTE C – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company management’s success in securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, President and a director, for total proceeds of $200.

Loan Payable - Officer

Steven R. Fox, President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at March 31, 2012.

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

Company Overview and Plan of Operation

Stalar 2, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2012, nor for the period November 13, 2007 (inception) to March 31, 2012 and has no operations as of the date of this filing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

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

Liquidity and Capital Resources

As of March 31, 2012, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

The Company has no operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Until the Company completes a merger, reverse merger or other financial transaction, the Company expects to continue to incur a loss of between $2,500 and $6,500, per quarter. The Company expects that these costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2012, nor for the period November 13, 2007 (inception) to March 31, 2012 and has no operations as of the date of this filing.

General and administrative expenses (i) were $4,750 for the six months ended March 31, 2012 compared to $16,432 for the six month period October 1, 2010 to March 31, 2011; (ii) were $1,546 for the three months ended March 31, 2012 compared to $11,340 for the three month period December 31, 2010 to March 31, 2011; and (iii) were $73,137 for the period November 13, 2007 (inception) to March 31, 2012. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $1,546 for the second fiscal quarter compared to a net loss of $11,340 for the period December 31, 2010 to March 31, 2011. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ending March 31, 2012, or subsequent period through the date hereof, which was not so reported.

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

STALAR 2, INC.

Date: May 11, 2012	By /s/ Steven R. Fox
Steven R. Fox, President and Director