Form 10-Q
period 2012-12-31
Stalar 2, Inc.
filed 2013-02-13
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

At February 12, 2013, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.
Interim Balance Sheets December 31, 2012 and September 30, 2012 (Audited)	4

Interim Statements of Operations For the three months ended December 31, 2012 and 2011 and for the period November 13, 2007, (inception) to December 31, 2012	5 5

Interim Statements of Cash Flows For the three months ended December 31, 2012 and 2011 and for the period November 13, 2007, (inception) to December 31, 2012	6 6

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to December 31, 2012	7

Notes to Interim Financial Statements	8 - 9

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$127	$127

Total current assets	$127	$127

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	28,719	26,882
Loan payable – President	$58,556	$55,502

Total current liabilities	$87,275	$82,384

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(89,028)	(84,137)

Total stockholders' deficit	(87,148)	(82,257)

	$127	$127

Going Concern (Note C)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2012	2011	December 31, 2012

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	4,424	2,762	78,627
Organization costs	-	-	3,441
Interest expense	467	398	5,045
Sundry	-	44	1,915

	4,891	3,204	89,028

Net loss for the period	$(4,891)	$(3,204)	$(89,028)

Loss per common share:
basic and diluted	$(0.0024)	$(0.0015)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss for the period	$(4,891)	$(3,204)	$(89,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	780
Increases (decreases) in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	1,837	(446)	28,719

Net cash used in operating activities	(3,054)	(3,650)	(59,529)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,100
Loans from President	3,054	3,646	58,556

Net cash provided by financing activities	3,054	3,646	59,656

Net increase (decrease) in cash	-	(4)	127

Cash, beginning of period	127	4	-

Cash, end of period	$127	$-	$127

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$-	$-	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	-	(12,293)	(12,093)

Shares issued for cash, valued at $.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services valued at $.04 per share	19,500	2	778	-	780

Net loss for the year	-	-	-	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	-	-	-	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,387)	(66,507)

Net loss for the year	-	-	-	(15,750)	(15,750)

Balance, September 30, 2012	2,042,000	204	1,676	(84,137)	(82,257)

Net loss for the period	-	-	-	(4,891)	(4,891)

Balance, December 31, 2012	2,042,000	$204	$1,676	$(89,028)	$(87,148)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements as of December 31, 2012 and for the three months ended December 31, 2012 and 2011 and for the period from November 13, 2007 (inception) to December 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2012 and for the period November 13, 2007, (inception), to September 30, 2012 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2013, the Company’s fiscal year end.

STALAR 2, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and on June 11, 2012 entered into a Reorganization Agreement. This Reorganization Agreement was terminated, effective January 31, 2013, see Notes F and G.

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

NOTE C – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. The Company, however, has minimal assets and, at December 31, 2012 had working capital deficiency of $87,148, and lacks a sufficient source of revenues, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination. Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

December 31, 2012

(Unaudited)

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to Steven R. Fox, President and a director, for total proceeds of $200.

Loan Payable - President

Steven R. Fox, President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at December 31, 2012. Accrued interest for the quarter of $467 (December 30, 2011 - $398), and since inception of $5,045, has been included in accounts payable and accrued expenses.

NOTE E – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04, pursuant to a Common Stock offering, for total cash proceeds of $900.

In January 2010, the Company issued 19,500 shares of common stock for services valued at $.04 per share, for a total value of $780.

NOTE F- REORGANIZATION AGREEMENT

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

On December 28, 2012, the Company and LCTI, pursuant to an amendment of the Agreement, extended the closing date until January 31, 2013.

NOTE G – SUBSEQUENT EVENT

On January 31, 2013 the Company elected to terminate the Reorganization Agreement with LCTI, see Note F, effective January 31, 2013. LCTI was not able to consummate the provisions of the Agreement on January 31, 2013, and no extension of the Agreement is currently being negotiated.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2012 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Company Overview and Plan of Operation

Stalar 2, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2012, nor for the period November 13, 2007 (inception) to December 31, 2012 and has no operations as of the date of this filing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Effective on January 31, 2013, and as reported on Form 8-K, filed on January 31, 2013, the Company terminated its Reorganization Agreement with Low Carbon Technologies International, Inc., a British Columbia corporation.

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

Liquidity and Capital Resources

As of December 31, 2012, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2012, nor for the period November 13, 2007 (inception) to December 31, 2012 and has no operations as of the date of this filing.

General and administrative expenses were $4,891 for the three months ended December 31, 2012 compared to $3,204 for the three month period October 1, 2011 to December 31, 2011, and were $89,028 for the period November 13, 2007 (inception) to December 31, 2012. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $4,891 for the first fiscal quarter compared to a net loss of $3,204 for the period October 1, 2011 to December 31, 2011. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year, ending December 31, 2012, or subsequent period through the date hereof, which was not so reported.

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

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title
3.1	Certificate of Incorporation*

3.1(i)	Certificate of Correction to Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics**

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 2, INC.

Date: February 13, 2013	By /s/Steven R. Fox
Steven R. Fox, President and Director

-13-