Form 10-K/A
period 2013-09-30
Stalar 2, Inc.
filed 2014-02-12
CIK 1419984

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”), of Stalar 2, Inc. (the “Company”), for the year ended September 30, 2013, filed with the Securities and Exchange Commission on December 30, 2013 (the “Original Filing Date”), is solely to (i) amend and restate Part II, Item 8. Financial Statements for the purpose of revising our Balance Sheet to account for accrued interest expense for the loan from a related party; (ii) to add Note I to the Notes to Financial Statements; and (iii) restate Exhibit 101 to the Form 10-K to reflect the change in our Balance Sheet.

We are revising our Balance Sheet for the year ended September 30, 2013 to correct and reflect an accrued interest expense for the loan from related party for the year ended September 30, 2013. The changes in the balance sheet at September 30, 2013 include the increase in accounts payable and accrued expense and the decrease in retained earnings in the amount of $1,963.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any other disclosures made in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Form 10-K, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2 and 32.1 hereto.

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

STALAR 2, INC.

Dated: February 12, 2014	By /s/ Steven R. Fox
Steven R. Fox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Steven R. Fox
Steven R. Fox
CEO, CFO, President and Secretary

Dated: February 12, 2014

STALAR 2, INC.

(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

PERIOD FROM NOVEMBER 13, 2007 (Inception) TO SEPTEMBER 30, 2013

Page
No.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Changes in Stockholders’ Deficit	F-5

Notes to Financial Statements	F-6 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Stalar 2, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Stalar 2, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2013. The management of Stalar 2, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 2, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GZTY CPA GROUP, LLC

GZTY CPA GROUP, LLC

Metuchen, NJ 08840

December 21, 2013

STALAR 2, INC.

(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2013 AND 2012

	2013	2012
	Restated
ASSETS
Current assets
Cash	$183	$127

Total current assets	$183	$127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$31,645	$26,882
Due to related party – loan payable to President	71,130	55,502

Total current liabilities	102,775	82,384

Total liabilities	102,775	82,384

Stockholders’ deficit
Preferred stock - $0.0001 par value;25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(104,472)	(84,137)

Total stockholders’ deficit	(102,592)	(82,257)

	$183	$127

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

STALAR 2, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	$—	$—	$—	$—	$—

Shares issued for cash, at par $0.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)
Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, at $.04 per share	22,500	2	898	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services, valued at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	—	—	—	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,378)	(66,507)

Net loss for the year	—	—	—	(15,750)	(15,750)

Balance, September 30, 2012	2,042,000	204	1,676	(84,137)	(82,257)

Net loss for the year	—	—	—	(20,335)	(20,335)

Balance, September 30, 2013	2,042,000	$204	$1,676	$(104,472)	$(102,592)

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

NOTE I – RESTATEMENT OF BALANCE SHEET

On February 7, 2014, the Company’s independent auditor, based on discussions with management, concluded that the Company should restate its balance sheet for the year ended September 30, 2013 to include certain accrued interest that had not been included in accrued expense and consequently not reflect retained earnings.

The effect of the adjustments on the balance sheet as of September 30, 2013 is to increase accrued interest expense and decrease retained earnings by $1,963. There is no impact on the Company’s income statement or earnings per share.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(Continued)

The following table presents the restated balance sheet for the year ended September 30, 2013.

	September 30, 2013

	As Previously Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$183	—	$183

Total current assets	183	—	$183

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	29,682	1,963	31,645
Due to related party – loan payable to President	71,130		71,130

Total current liabilities	100,812		102,775

Total liabilities	100,812		102,775

Stockholders’ deficit
Preferred stock - $0.0001 par value;25,000,000 shares authorized; none issued or outstanding	—		—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204		204
Additional paid-in capital	1,676		1,676
Deficit accumulated during the development stage	(102,509)	(1,963)	(104,472)

Total stockholders’ deficit	(100,629)		(102,592)

	$183		$183

