Form 10-Q
period 2014-03-31
Stalar 2, Inc.
filed 2014-05-13
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-52972

STALAR 2, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1402651
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

200 East 62nd Street, Apt. 25B
New York, NY	10065
(Address of principal executive offices)	(Zip Code)

(212) 953-1544
(Registrant's telephone number, including area code)

317 Madison Ave., Suite 1520, New York, NY 10017
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

|_|  Large Accelerated Filer  |_|  Accelerated Filer  |_|  Non-accelerated Filer   ☑ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No |_|

At May 12, 2014, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.

Interim Balance Sheets March 31, 2014 and September 30, 2013 (Audited)	4

   Interim Statements of Operations
     For the three months ended March 31, 2014 and 2013;
     for the six months ended March 31, 2014 and 2013; and
     for the period November 13, 2007, (inception) to March 31, 2014; and
5 5 5

Interim Statements of Cash Flows For the six months ended March 31, 2014 and 2013; and for the period November 13, 2007, (inception) to March 31, 2014	6 6

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2014	7

Notes to Interim Financial Statements	8 - 10

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$8	$183

Total current assets	$8	$183.

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$32,523	$31,645
Due to related party - loan payable to President	78,740	71,130

Total current liabilities	111,263	102,775

Total liabilities	111,263	102,775

Stockholders' deficit

Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(113,135)	(104,472)

Total stockholders' deficit	(111,255)	(102,592)

Total liabilities and stockholders’ deficit	$8	$183

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended		November 13, 2007
	March 31,		March 31,		(Inception) to
	2014	2013	2014	2013	March 31, 2014

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Professional fees	5,183	3,720	7,323	8,144	99,203
Organization costs	—	—	—	—	3,441
Interest expense	614	476	1,214	943	7,755
Sundry	50	325	126	325	2,736

Total expenses	5,847	4,521	8,663	9,412	113,135

Net loss	(5,847)	(4,521)	(8,663)	(9,412)	(113,135)

Loss per common share:
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding,
basic and diluted	2,042,000	2,042,000	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended		November 13, 2007
	March 31,		(Inception) to
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$(8,663)	$(9,412)	$(113,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	780
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	878	1,663	32,523

Net cash used in operating activities	(7,785)	(7,749)	(79,832)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,100
Loans from President	7,610	7,779	78,740

Net cash provided by financing activities	7,610	7,779	79,840

Net increase (decrease) in cash	(175)	30	8

Cash, beginning of period	183	127	—

Cash, end of period	$8	$157	$8

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$—	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, valued at $.04 per share	22,500	2	898	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services valued at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	—	—	—	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,387)	(66,507)

Net loss for the year	—	—	—	(15,750)	(15,750)

Balance, September 30, 2012	2,042,000	204	1,676	(84,137)	(82,257)

Net loss for the year	—	—	—	(20,335)	(20,335)

Balance, September 30, 2013	2,042,000	204	1,676	(104,472)	(102,592)

Net loss for the period	—	—	—	(8,663)	(8,663.)

Balance, March 31, 2014	2,042,000	$204	$1,676	$(113,135)	$(111,255)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation
The accompanying unaudited interim financial statements as of March 31, 2014 and for the six and three months ended March 31, 2014 and 2013 and for the period from November 13, 2007 (inception) to March 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2013 and for the period November 13, 2007, (inception), to September 30, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014, the Company’s fiscal year end.

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

Organization of the Company

STALAR 2, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007. The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations. The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been engaged in organizational efforts, obtaining initial financing and on April 24, 2014 entered into a letter agreement to effect a merger, see Note F.

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

March 31, 2014

(Unaudited)

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

Due to related party - Loan Payable to President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at March 31, 2014 and 2013.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE D – INCOME TAXES

As of September 30, 2013 there are loss carryforwards for Federal income tax purposes of approximately $103,000, available to offset future taxable income.  The carry forwards begin to expire in 2029.  The Company does not expect to incur a Federal income tax liability in the foreseeable future.  As of September 30, 2013 and 2012 the Company had a deferred tax asset amounting to approximately $36,000 and $29,000, respectively.  Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain.  Accordingly, the deferred tax asset has been fully offset by a valuation allowance of the same amount.

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

NOTE F – SUBSEQUENT EVENT

On April 24, 2014, Stalar 2, Inc. (“Stalar”) entered into a Letter Agreement (the “Agreement”) with NanoMed Targeting Systems Inc. (“NanoMed”), an unrelated third party. Pursuant to the Agreement, NanoMed would effect a merger with Stalar, with Stalar as the surviving entity (the “Merger”). The Merger shall be structured to include the following elements: (i) the acquisition by Stalar of all of the outstanding equity interests of NanoMed from the owners thereof in exchange for newly issued shares of Common Stock of Stalar; and (ii) a private placement transaction by Stalar resulting in gross proceeds to Stalar of at least $1,000,000, which shall occur simultaneously with the closing of the Merger (the “Private Placement”). In consideration of the Merger and Private Placement, the stockholders of Stalar, or their designees, would maintain a post-Merger, post-Private Placement ownership of forty-five percent (45%) of the fully-diluted capital stock of Stalar, and the prior shareholders of NanoMed, shall own fifty-five percent (55%) of the fully-diluted capital stock of Stalar. The shares held by the previous shareholders of Stalar shall be entitled to piggy-back registration rights. Additionally, the Agreement prohibits NanoMed from soliciting, entertaining, negotiating, accepting or considering a merger transaction with any other entity. The term of the Agreement is four (4) months, however, in the event that either Stalar or NanoMed determines that there is a material adverse issue that arises in the course of their due diligence investigation, each party has the right to immediately terminate the Agreement without any liability to the non-terminating party.

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

Company Overview and Plan of Operation

Stalar 2, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2014, nor for the period November 13, 2007 (inception) to March 31, 2014 and has no operations as of the date of this filing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

Currently our Company would be defined as a "shell" company, an entity which is generally described as having no or nominal operations and no or nominal assets. The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

As reported on Form 8-K, filed by the Company on April 29, 2014, the Company entered into a Letter Agreement with NanoMed Targeting Systems Inc. (“NanoMed”) on April 24, 2014. Pursuant to the Letter Agreement, NanoMed would effect a merger with the Company, with the Company as the surviving entity (the “Merger”). The Merger shall be structured to include the following elements: (i) the acquisition by the Company of all of the outstanding equity interests of NanoMed from the owners thereof in exchange for newly issued shares of Common Stock of the Company; and (ii) a private placement transaction by the Company resulting in gross proceeds of at least $1,000,000, which shall occur simultaneously with the closing of the Merger (the “Private Placement”). In consideration of the Merger and Private Placement, our stockholders, or their designees, would maintain a post-Merger, post-Private Placement ownership of forty-five percent (45%) of the fully-diluted capital stock of Company, and the prior stockholders of NanoMed, shall own fifty-five percent (55%) of the fully-diluted capital stock of the Company. The shares held by the pre- Merger stockholders of the Company shall be entitled to piggy-back registration rights. Additionally, the Letter Agreement prohibits NanoMed from soliciting, entertaining, negotiating, accepting or considering a merger transaction with any other entity. The term of the Letter Agreement is four (4) months, however, in the event that either the Company, or NanoMed, determines that there is a material adverse issue that arises in the course of their due diligence investigation, each party has the right to immediately terminate the Letter Agreement without any liability to the non-terminating party. No material relationship is known to exist between us and NanoMed.

Our principal business objective for the next 12 months and beyond such time will be (i) achieve long-term growth potential through the transactions contemplated pursuant to the Letter Agreement with NanoMed, or (ii) if the transactions contemplated by the Letter Agreement are not consummated, achieve long-term growth potential through a combination with another operating business. If the latter, the Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We presently have no employees apart from our management. Our only two officers are engaged in outside business activities and will continue to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination with NanoMed, or another target business in the event the transactions contemplated by the Letter Agreement are not successfully consummated.

The Company does not currently engage in any business activities that provide cash flow. Pursuant to the Agreement, we will be responsible for and bear our own costs and expenses (including broker's or finder’s fees, investment banking fees, reasonable attorneys’ fees, accountants' fees) incurred, at any time in connection with pursuing or consummating the Merger, the Private Placement, and the transactions contemplated thereby. These costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors. Other than costs associated with the Private Placement and Merger, and general administrative expenses, there are no other known or currently predicted demands on the Company’s liquidity.

Liquidity and Capital Resources

As of March 31, 2014, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

The Company has no operations. The Company does not expect to have significant operations until: (i) the transactions with Nanomed are effectuated; or (ii) a business combination opportunity with another operating business or other financial opportunity is transacted. Until the Company completes a merger, reverse merger or other financial transaction, the Company expects to continue to incur a loss of between $2,500 and $6,500, per quarter. The Company projects higher losses during the next quarter, due to the costs of investigating and pursuing the transactions with NanoMed. Such losses could be between $5,000 and $15,000, or higher. The Company expects that these costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors.

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2014, nor for the period November 13, 2007 (inception) to March 31, 2014 and has no operations as of the date of this filing.

General and administrative expenses (i) were $8,663 for the six months ended March 31, 2014 compared to $9,412 for the six month period October 1, 2012 to March 31, 2013; (ii) were $5,847 for the three months ended March 31, 2014 compared to $4,521 for the three month period January 1, 2013 to March 31, 2013; and (iii) were $113,135 for the period November 13, 2007 (inception) to March 31, 2014. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $5,847 for the second fiscal quarter compared to a net loss of $4,521 for the period January 1, 2013 to March 31, 2013. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) Effective May 7, 2014, Stalar 2, Inc. relocated from 317 Madison Ave., Suite 1520, New York, NY 10017, to its new location at 200 East 62nd Street, Apartment 25B, New York, NY 10065. The Company continues to utilize office space provided by its President, Dr. Steven Fox, at no cost to the Company. The Company’s telephone number remains the same, phone: (212) 953-1544. Other than its change of address, there was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year, ending March 31, 2014, or subsequent period through the date hereof, which was not so reported.

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
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document.

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

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

STALAR 2, INC.

Date: May 13, 2014	/s/Steven R. Fox
Steven R. Fox, President and Director

-14-