Form 10-Q
period 2014-06-30
Stalar 2, Inc.
filed 2014-08-12
CIK 1419984

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At August 12, 2014, 2,042,000 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 2, INC.

(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS (Unaudited)

INTERIM FINANCIAL STATEMENTS (Unaudited)	Page No.

Interim Balance Sheets
June 30, 2014 and September 30, 2013 (Audited)	4

Interim Statements of Operations
For the three months ended June 30, 2014 and 2013; for the nine months ended June 30, 2014 and 2013; and for the period November 13, 2007, (inception) to June 30, 2014	5 5 5

Interim Statements of Cash Flows
For the nine months ended June 30, 2014 and 2013; and for the period November 13, 2007, (inception) to June 30, 2014	6 6

Interim Statement of Changes in Stockholders’ Deficit
For the period November 13, 2007, (inception) to June 30, 2014	7

Notes to Interim Financial Statements	8 - 10

STALAR 2, INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$45	$183

Total current assets	$45	$183

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$33,082	$31,645
Due to related party - loan payable to President	83,720	71,130

Total current liabilities	116,802	102,775

Total liabilities	116,802	102,775

Stockholders' deficit
Preferred stock - $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.0001 par value; 75,000,000 shares authorized; 2,042,000 issued and outstanding	204	204
Additional paid-in capital	1,676	1,676
Deficit accumulated during the development stage	(118,637)	(104,472)

Total stockholders' deficit	(116,757)	(102,592)

Total liabilities and stockholders’ deficit	$45	$183

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		November 13, 2007
	June 30,		June 30,		(Inception) to
	2014	2013	2014	2013	June 30, 2014

Revenues	$—	$—	$—	$—	$—

General and administrative expenses
Professional fees	4,759	4,445	12,082	12,589	103,962
Organization costs	—	—	—	—	3,441
Interest expense	668	501	1,882	1,444	8,423
Sundry	75	—	201	325	2,811

Total expenses	5,502	4,946	14,165	14,358	118,637

Net loss	(5,502)	(4,946)	(14,165)	(14,358)	(118,637)

Loss per common share:
basic and diluted	$(0.003)	$(0.002)	$(0.007)	$(0.007)

Weighted average number of common shares outstanding, basic and diluted	2,042,000	2,042,000	2,042,000	2,042,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		November 13, 2007
	June 30,		(Inception) to
	2014	2013	June 30, 2014
Cash flows from operating activities:
Net loss	$(14,165)	$(14,358)	$(118,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	780
Increases in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	1,437	1,782	33,082

Net cash used in operating activities	(12,728)	(12,576)	(84,775)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,100
Loans from President	12,590	12,608	83,720

Net cash provided by financing activities	12,590	12,608	84,820

Net increase (decrease) in cash	(138)	32	45

Cash, beginning of period	183	127	—

Cash, end of period	$45	$159	$45

Supplemental cash flow information:
Non-cash financing activities:
Common stock issued for services	$—	$—	$780

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

				Deficit
				Accumulated
			Additional	During
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Shares issued at inception, November 13, 2007	—	$—	$—	$—	$—

Shares issued for cash, at par $.0001	2,000,000	200	—	—	200

Net loss for the period	—	—	—	(12,293)	(12,293)

Balance, September 30, 2008	2,000,000	200	—	(12,293)	(12,093)

Shares issued for cash, valued at $.04 per share	22,500	2	898	—	900

Net loss for the year	—	—	—	(20,999)	(20,999)

Balance, September 30, 2009	2,022,500	202	898	(33,292)	(32,192)

Shares issued for services valued at $.04 per share	19,500	2	778	—	780

Net loss for the year	—	—	—	(14,116)	(14,116)

Balance, September 30, 2010	2,042,000	204	1,676	(47,408)	(45,528)

Net loss for the year	—	—	—	(20,979)	(20,979)

Balance, September 30, 2011	2,042,000	204	1,676	(68,387)	(66,507)

Net loss for the year	—	—	—	(15,750)	(15,750)

Balance, September 30, 2012	2,042,000	204	1,676	(84,137)	(82,257)

Net loss for the year	—	—	—	(20,335)	(20,335)

Balance, September 30, 2013	2,042,000	204	1,676	(104,472)	(102,592)

Net loss for the period	—	—	—	(14,165)	(14,165)

Balance, June 30, 2014	2,042,000	$204	$1,676	$(118,637)	$(116,757)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE A – BASIS OF PRESENTATION, ORGANIZATION OF THE COMPANY AND GOING CONCERN

Basis of Presentation
The accompanying unaudited interim financial statements as of June 30, 2014 and for the nine and three months ended June 30, 2014 and 2013 and for the period from November 13, 2007 (inception) to June 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2013 and for the period November 13, 2007, (inception), to September 30, 2013 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending September 30, 2014, the Company’s fiscal year end.

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

June 30, 2014

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

Due to related party - Loan Payable to President

Steven R. Fox, the President and a director of the Company, has advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate of 3.25% at June 30, 2014 and 2013.

STALAR 2, INC.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

June 30, 2014

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

NOTE F – NANOMED AGREEMENT LETTER

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

Company Overview and Plan of Operation

Stalar 2, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2014, nor for the period November 13, 2007 (inception) to June 30, 2014 and has no operations as of the date of this filing. The Company was formed as a vehicle to pursue a business combination and has made numerous efforts to date to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

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

The Company does not currently engage in any business activities that provide cash flow. Pursuant to the Agreement, we will be responsible for and bear our own costs and expenses (including brokers’ or finders’ fees, investment banking fees, reasonable attorneys’ fees, accountants' fees) incurred, at any time in connection with pursuing or consummating the Merger, the Private Placement, and the transactions contemplated thereby. These costs will be paid with money in our treasury, and/or through borrowings from our stockholders, management or other investors. Other than costs associated with the Private Placement and Merger, and general administrative expenses, there are no other known or currently predicted demands on the Company’s liquidity.

Liquidity and Capital Resources

As of June 30, 2014, we had no capital resources. We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

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

Management’s Discussion and Analysis or Plan of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2014, nor for the period November 13, 2007 (inception) to June 30, 2014 and has no operations as of the date of this filing.

General and administrative expenses (i) were $5,502 for the three months ended June 30, 2014 compared to $4,946 for the three month period April 1, 2013 to June 30, 2013; (ii) were $14,165 for the nine months ended June 30, 2014 compared to $14,358 for the nine month period October 1, 2012 to June 30, 2013; and (iii) were $118,637 for the period November 13, 2007 (inception) to June 30, 2014. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $5,502 for the third fiscal quarter compared to a net loss of $4,946 for the three month period April 1, 2013 to June 30, 2013. The results for the periods presented were not significantly affected by inflation.

Off-balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Our Principal Executive Officer has evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the third quarter of our fiscal year ending June 30, 2014, or subsequent period through the date hereof, which was not so reported.

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

(c) Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

(d) We have adopted a Code of Ethics that applies to all of our executive officers, directors and employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company.

(e) We currently do not have any procedures by which security holders may recommend nominees to the registrant's board of directors. We will not, in all likelihood, establish such procedures until such time as the Company is no longer a "shell" company, a circumstance of which there can be no assurance.

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

STALAR 2, INC.

Date: August 12, 2014	/s/Steven R. Fox
Steven R. Fox, President and Director

